Form 10QSB
period 2001-03-31
ALPHA CENTARI INC
filed 2001-05-18
CIK 1122155

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended: March 31, 2001

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    As of March 31, 2000, there were 5,000,000 shares of common stock outstanding.




ITEM 1.   FINANCIAL STATEMENTS

                              ALPHA CENTARI, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET



                                                          March 31,         December 31,
                                                            2001                2000
                                                       ______________      ______________
                                                        (Unaudited)
ASSETS                                                 $        -          $        -
                                                       ==============      ==============


LIABILITIES AND STOCKHOLDER'S EQUITY
     Liabilities                                       $        -          $        -
                                                       ______________      ______________

STOCKHOLDER'S EQUITY
Common Stock, $0.001 par value;
    100,000,000 shares authorized,
    5,000,000 shares issued and outstanding                   5,000               5,000
Additional paid-in capital                                    1,000                 500
Deficit accumulated during
   the development stage                                     (6,000)             (5,500)
                                                       ______________      ______________

   Total stockholder's equity                                   -                   -
                                                       ______________      ______________

        Total liabilities and stockholder's equity     $        -          $        -
                                                       ==============      ==============


The accompanying notes are an integral part of these financial statements.

                              ALPHA CENTARI, INC.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS


                                                                                             March 27,
                                                           Three Months    Three Months         2000
                                                               Ended           Ended       (Inception) to
                                                             March 31,       March 31,       March 31,
                                                               2001            2000            2001
                                                           _____________   _____________   _____________
                                                            (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                                    $       -       $       -       $       -


General and administrative expenses                                500           5,000           6,000
                                                           _____________   _____________   _____________

Loss from operations before provision for income taxes         (   500 )     (   5,000 )     (   6,000 )


Provision for income taxes                                         -               -               -
                                                           _____________   _____________   _____________

Net loss                                                   $   (   500 )   $ (   5,000 )   $ (   6,000 )
                                                           =============   =============   =============

Net loss per share - basic and diluted                     $       -       $       -       $       -
                                                           =============   =============   =============

Weighted average number of common shares
 outstanding                                                 5,000,000       5,000,000       5,000,000
                                                           =============   =============   =============


The accompanying notes are an integral part of these financial statements.

                              ALPHA CENTARI, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS


                                                                                             March 27,
                                                           Three Months    Three Months         2000
                                                               Ended           Ended       (Inception) to
                                                             March 31,       March 31,       March 31,
                                                               2001            2000            2001
                                                           _____________   _____________   _____________
                                                            (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $    (  500 )   $  (  5,000 )   $  (  6,000 )
     Stock issued for services                                     -             5,000           5,000
     Expenses paid by shareholder                                  500             -             1,000
                                                           _____________   _____________   _____________
NET CASH USED IN OPERATING ACTIVITIES                              -               -               -


CASH AND CASH EQUIVALENTS - beginning of period                    -               -               -
                                                           _____________   _____________   _____________

CASH AND CASH EQUIVALENTS - March 31, 2001                 $       -       $       -       $       -
                                                           =============   =============   =============


SUPPLEMENTAL INFORMATION:
     During the period March 27, 2000 (inception) to March 31, 2001, the Company paid no cash for interest or income taxes.












The accompanying notes are an integral part of these financial statements.

                              ALPHA CENTARI, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDER'S EQUITY
                  MARCH 27, 2000 (INCEPTION) TO MARCH 31, 2001

                                                                                       Deficit
                                                                                     Accumulated
                                                                          Additional  During the
                                                       Common Stock        Paid-in   Development
                                                    Shares      Amount     Capital      Stage       Total
                                                  __________  __________  __________  __________  __________
Balance, March 27, 2000                                  -    $      -    $      -    $      -    $      -


Issuance of shares for services - March 27, 2000  5,000,000       5,000          -           -        5,000


Expenses paid by shareholder                             -           -          500          -          500


Net loss                                                 -           -           -       (5,500)     (5,500)
                                                  __________  __________  __________  __________  __________

Balance, December 31, 2000                        5,000,000   $   5,000   $     500   $  (5,500)  $      -


Expenses paid by shareholder (unaudited)                 -           -          500          -          500


Net loss (unaudited)                                     -           -           -       (  500)     (  500)
                                                  __________  __________  __________  __________  __________

Balance, March 31, 2001 (unaudited)               5,000,000   $   5,000   $   1,000   $  (6,000)  $      -
                                                  ==========  ==========  ==========  ==========  ==========








The accompanying notes are an integral part of these financial statements.

                               ALPHA CENTARI, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001



NOTE 1 -DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------
     Alpha Centari, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7.
     The Company was incorporated under the laws of the state of Texas on March 27, 2000.

     Interim Financial Information
     -----------------------------
     The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholders, we have not commenced any operational activities.

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

Our Officer and Director has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.


PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

There were no exhibits filed by the Company during the quarter.

Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter.




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

Dated:    May 16, 2001